Form 10-K
period 2008-12-31
PPlus Trust Series LTD-1
filed 2009-03-24
CIK 1357861

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2008

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
Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑       Smaller reporting filer ☐

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
None.
Substitute information provided in accordance with general instruction J to Form 10-K:
Item 1112(B) of Regulation AB. Significant Obligors of Pool Assets (Financial Information)
The underlying securities issued by Limited Brands, Inc. (the “underlying securities issuer” or the “significant obligor”) constitute the only pool assets held by PPLUS Trust Series LTD-1. Pursuant to Item 1100(c)(2) of Regulation AB, financial information relating to the significant obligor is not included in or incorporated by reference into this annual report on Form 10-K. For information with respect to the underlying securities held by PPLUS Trust Series LTD-1, please refer to Limited Brands, Inc.’s (Commission file number 001-08344) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the “SEC”). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, NE, Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC’s Public Reference Section of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC’s website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities issuer has filed electronically with the SEC.
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
Item 1114(B)(2) of Regulation AB. Credit Enhancement and Other Support Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers)
Not Applicable.

Item 1115(B) of Regulation AB. Certain Derivative Instruments (Financial Information)
Not Applicable.
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
Item 9B. Other Information
None.
PART III
The following items have been omitted in accordance with general instruction J to Form 10-K:
(A)	Item 10, Directors, Executive Officers and Corporate Governance.

(B)	Item 11, Executive Compensation.

(C)	Item 12, Security of Ownership of Certain Beneficial Owners and Management.

(D)	Item 13, Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14, Principal Accounting Fees and Services.
Substitute information provided in accordance with general instruction J to Form 10-K:
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
None.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

The Bank of New York Mellon (in its role as trustee) has been identified by the registrant as participating in the servicing function with respect to the asset pool held by the PPLUS Trust Series LTD-1 (the “Servicing Party”). The Servicing Party has completed a report on assessment of compliance with the servicing criteria applicable to it (a “Servicing Report”), which Servicing Report is attached as exhibit 33.1 to this Form 10-K. The Servicing Party has provided an attestation report (an “Attestation Report”) by KPMG LLP, Independent Registered Public Accounting Firm, which report is attached as exhibit 34.1 to this Form 10-K. Each of the Servicing Report and the Attestation Report identified material instances of noncompliance with servicing criteria 1122(d)(2)(i) as described therein.

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

Item 1123 of Regulation AB. Servicer Compliance Statement
The Bank of New York Mellon has been identified by the registrant as the servicer with respect to the asset pool held by the Trust. The Bank of New York Mellon has completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”), signed by an authorized officer of The Bank of New York Mellon. The Compliance Statement is attached as an exhibit to this Form 10-K.
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
4.2. Series Supplement between Merrill Lynch Depositor, Inc., as Depositor, and The Bank of New York Mellon, as Trustee and Securities Intermediary, dated as of April 7, 2006, is set forth as Exhibit 4.2 to the Form 8-K filed by the registrant with the SEC on April 10, 2006 and is incorporated herein by reference.
31.1. Certification of Vice President of Registrant dated March 24, 2009, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
33.1. Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon dated February 27, 2009.
34.1. Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York Mellon dated February 27, 2009.
35.1. Servicer Compliance Statement of The Bank of New York Mellon dated March 6, 2009.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 24, 2009	By:	/s/ Steven O’Neill
		Name:	Steven O’Neill
		Title:	Vice President