Form 10-K
period 2010-12-31
PPlus Trust Series LTD-1
filed 2011-03-28
CIK 1357861

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2010

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

One Bryant Park 3rd Floor - Structured Credit Trading
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
31.1. Certification of the Vice President of Registrant dated March 28, 2011, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
33.1. Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon dated February 25, 2011.
34.1. Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York Mellon dated February 25, 2011.
35.1. Servicer Compliance Statement of The Bank of New York Mellon dated March 4, 2011.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 28, 2011	By:	/s/ John Marciano
		Name:	John Marciano
		Title:	Vice President