Form 10-K
period 2011-12-31
PPlus Trust Series LTD-1
filed 2012-03-09
CIK 1357861

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2011

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

One Bryant Park, 4th FL Structured Credit Trading
New York, NY	10036
(Address of principal executive offices of the issuing entity)	(Zip Code)

Registrant’s telephone number, including area code: (646) 855-6745
Securities registered pursuant to Section 12(b) of the Act:
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
Item 15.Exhibits, Financial Statement Schedules
SIGNATURES
EX-31.1: CERTIFICATION
EX-33.1: REPORT ON ASSESSMENT OF COMPLIANCE WITH SERVICING CRITERIA
EX-34.1: ATTESTATION REPORT
EX-35.1: SERVICER COMPLIANCE STATEMENT

PART I
The following items have been omitted in accordance with general instruction J to Form 10-K:
(A)	Item 1, Business.

(B)	Item 1A, Risk Factors.

(C)	Item 2, Properties.

(D)	Item 3, Legal Proceedings.

(E)	Item 4, Mine Safety Disclosures.
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
31.1. Certification of the Vice President of Registrant dated March 9, 2012, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
33.1. Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon dated February 28, 2012.
34.1. Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York Mellon dated February 28, 2012.
35.1. Servicer Compliance Statement of The Bank of New York Mellon dated March 5, 2012.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 9, 2012	By:	/s/ John Marciano
		Name:	John Marciano
		Title:	Vice President