Form 10-K
period 2012-12-31
PPlus Trust Series LTD-1
filed 2013-03-27
CIK 1357861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2012

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
Substitute information provided in accordance with general instruction J to Form 10-K:
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
None.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

The Bank of New York Mellon (in its role as trustee) has been identified by the registrant as participating in the servicing function with respect to the asset pool held by the PPLUS Trust Series LTD-1 (the “Servicing Party”). The Servicing Party has completed a report on assessment of compliance with the servicing criteria applicable to it (a “Servicing Report”), which Servicing Report is attached as exhibit 33.1 to this Form 10-K. The Servicing Party has provided an attestation report (an “Attestation Report”) by KPMG LLP, Independent Registered Public Accounting Firm, which report is attached as exhibit 34.1 to this Form 10-K. Each of the Servicing Report and the Attestation Report identified material instances of noncompliance with servicing criteria 1122(d)(3)(i) and 1122(d)(3)(ii) as described therein.

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
31.1. Certification of the Vice President of Registrant dated March 25, 2013, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.
33.1. Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon dated February 28, 2013.
34.1. Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York Mellon dated February 28, 2013.
35.1. Servicer Compliance Statement of The Bank of New York Mellon dated March 4, 2013.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 26, 2013	By:	/s/ John Marciano
		Name:	John Marciano
		Title:	Vice President