Form 10-K
period 2013-12-31
PPlus Trust Series LTD-1
filed 2014-03-27
CIK 1357861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2013

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
Item 1B. Unresolved Staff Comments
None.
Substitute information provided in accordance with general instruction J to Form 10-K:
Item 1112(B) of Regulation AB. Significant Obligors of Pool Assets (Financial Information)
The underlying securities issued by L Brands, Inc. (formerly known as Limited Brands, Inc.) (the “underlying securities issuer” or the “significant obligor”) constitute the only pool assets held by PPLUS Trust Series LTD-1. Pursuant to Item 1100(c)(2) of Regulation AB, financial information relating to the significant obligor is not included in or incorporated by reference into this annual report on Form 10-K. For information with respect to the underlying securities held by PPLUS Trust Series LTD-1, please refer to L Brands, Inc.’s (Commission file number 001-08344) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the “SEC”). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, NE, Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC’s Public Reference Section of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC’s website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities issuer has filed electronically with the SEC.
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
Substitute information provided in accordance with general instruction J to Form 10-K:
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
None.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

The Bank of New York Mellon (in its role as trustee) has been identified by the registrant as participating in the servicing function with respect to the asset pool held by the PPLUS Trust Series LTD-1 (the “Servicing Party”). The Servicing Party has completed a report on assessment of compliance with the servicing criteria applicable to it (a “Servicing Report”), which Servicing Report is attached as exhibit 33.1 to this Form 10-K. The Servicing Party has provided an attestation report (an “Attestation Report”) by KPMG LLP, Independent Registered Public Accounting Firm, which report is attached as exhibit 34.1 to this Form 10-K. Each of the Servicing Report and the Attestation Report identified material instances of noncompliance with servicing criteria 1122(d)(3)(i)(A) and 1122(d)(3)(ii) as described therein.

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
31.1. Certification of the Vice President of Registrant dated March 24, 2014, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
33.1. Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon dated February 26, 2014.
34.1. Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York Mellon dated February 26, 2014.
35.1. Servicer Compliance Statement of The Bank of New York Mellon dated March 5, 2014.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 27, 2014	By:	/s/ John Marciano
		Name:	John Marciano
		Title:	Vice President